Form 10-Q
period 2026-03-31
Range Acquisition Corp.
filed 2026-05-15
CIK 2079320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	10,000,000
(Class)	Outstanding at May 15, 2026

RANGE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

ii

Item 1. Financial Statements.

RANGE ACQUISITION CORP.

March 31, 2026

RANGE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets
Cash	$8,137	$16,416
Total current assets	8,137	16,416
Total assets	$8,137	$16,416

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$10,466	$8,595
Note payable - stockholder	34,250	29,250
Total current liabilities	44,716	37,845
Total liabilities	44,716	37,845

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Accumulated deficit	(37,579)	(22,429)
Total stockholders’ deficit	(36,579)	(21,429)
Total liabilities and stockholders’ deficit	$8,137	$16,416

 See accompanying notes to condensed financial statements.

RANGE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31, 2026

Revenue	$-
General and administrative expenses	15,150
Loss from operations	(15,150)
Net loss	$(15,150)
Weighted average common stock outstanding, basic and diluted	10,000,000

Net loss per share of common stock, basic and diluted	$(0.00)

See accompanying notes to condensed financial statements.

RANGE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2026
(Unaudited)

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balances – December 31, 2025	10,000,000	$1,000	$(22,429)	$(21,429)
Net loss	-	-	(15,150)	(15,150)
Balances – March 31, 2026	10,000,000	$1,000	$(37,579)	$(36,579)

See accompanying notes to condensed financial statements.

RANGE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the Three Months Ended March 31, 2026

Cash flows from operating activities:
Net loss	$(15,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	1,871
Net cash used in operating activities	(13,279)

Cash flows from financing activities:
Proceeds from note payable - stockholder	5,000
Net cash provided by financing activities	5,000

Net change in cash	(8,279)
Cash - beginning of period	16,416
Cash - end of period	$8,137

See accompanying notes to condensed financial statements.

RANGE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2026

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company has no corresponding interim period in the prior year and comparative prior-year interim financial information has not been presented.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations applicable to interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a compete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10- K for the period of July 3, 2025 (inception) to December 31, 2025.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Loss per Common Stock

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share takes into effect any dilutive instruments, except when doing so would be anti-dilutive. As of March 31, 2026, there were no dilutive instruments.

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

Note 3. Capital Stock

Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company has 10,000,000 shares of preferred stock, par value of $0.0001, authorized and none issued or outstanding.

Common Stock

As of March 31, 2026 and December 31, 2025, the Company has 50,000,000 shares of common stock, par value of $0.0001, authorized and 10,000,000 shares issued and outstanding.

Note 4. Income Taxes

As of March 31, 2026 and December 31,2025, the Company has $7,900 and $4,700 in gross deferred tax assets resulting from net operating income carry-forwards of $37,500 and $22,400, respectively, available to offset future taxable income through 2041 subject to the change in ownership provisions under IRC 382. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related tax benefits is uncertain.

The tax provision at the statutory federal income tax rate on March 31, 2026 and December 31, 2025, and the tax provisions attributable to loss before income taxes are as follows:

	March 31, 2026		December 31, 2025

Statutory federal income taxes	$(7,900)	21.0%	$(4,700)	21.0%
Valuation allowance	$7,900	(21.0)%	$4,700	(21.0)%
Effective income tax rate, net	$-	-	$-	-

Note 5. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable - Stockholder

On July 3, 2025, the Company issued a promissory note (the “Note”) to a stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of March 31, 2026 and December 31, 2025, the amount due under the note payable was $34,250 and $29,250, respectively.

Common Stock Issuance

On July 3, 2025, the Company issued (i) an aggregate of 7,500,000 shares of common stock to Mark Tompkins, a director of the Company, for an aggregate purchase price equal to $750 and (ii) an aggregate of 2,500,000 shares of common stock to Ian Jacobs, an officer and director of the Company, for an aggregate cash purchase price equal to $250, pursuant to the terms and conditions set forth in the Common Stock Purchase Agreement with each person. The Company issued these shares of Common Stock under the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Common Stock Purchase Agreements were filed as Exhibits 10.2 and Exhibit 10.3, respectively, to the Company’s registration statement on Form 10, filed with the SEC on October 2, 2025.

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

The Company is a blank-check company organized solely to pursue a merger, acquisition, or other business combination, but does not intend to raise capital through an offering, of its securities until completion of a business combination, thus all activity for the three months ended March 31, 2026 relates to the Company’s formation, preparation and filing of SEC reports and efforts to identify a possible business combination. The Company operates as a single operating and reportable segment. The Company has identified its Chief Executive Officer as the CODM, who reviews the Company’s financial information for purposes of making operating decisions and assessing financial performance. The net loss is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance.

The Company does not have any operating income and therefore, it does not have any revenues. The Company will not generate any operating revenues until after the completion of a transaction, at the earliest. The Company’s significant expenses were general and administrative expenses, which were $15,150 for the three months ended March 31, 2026. Refer to the Company’s statements of operations for additional information.

As of March 31, 2026 and December 31, 2025, the Company had total assets of $8,137 and $16,416, respectively. See the Company’s balance sheets for additional information.

Note 7. Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2026, the Company had an accumulated deficit and total stockholders’ deficit of $37,579 and $36,579, respectively. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

The accompanying condensed financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 8. Subsequent Events

On April 29, 2026, the Company received additional proceeds on its stockholder note payable totaling $15,000 from Mr. Tompkins. The proceeds were received after the balance sheet date and therefore do not affect the amounts reported as of March 31, 2026. Management has evaluated this transaction and determined that it represents a non-recognized subsequent event requiring disclosure.

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

The Company is also a “shell company,” defined in Rule 12b–2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements. Some of the consequences of being a shell company are as follows:

●	Rule 145a under the Securities Act provides that any direct or indirect business combination of a reporting shell company (that is not a business combination related shell company as defined in Rule 405) involving another entity that is not a shell company is deemed to involve an offer, offer for sale, or sale within the meaning of section 2(a)(3) of the Securities Act of securities to the reporting shell company’s existing shareholders. Where Rule 145a applies, that deemed offer and sale would need to be registered under the Securities Act, unless there is an applicable exemption. However, as the Company currently has only two shareholders, both of whom are and are anticipated to continue to be “accredited investors” within the meaning of Rule 501 under the Securities Act, we anticipate that any such deemed offer and sale to them will be exempt from registration under the Securities Act under Rule 506(b) thereunder. The applicable rules of the SEC prohibit the use of Form S–8 under the Securities Act (for registration of securities of the registrant to be offered under employee benefit plans to its directors, officers, employees and consultants) by shell companies until 60 days after the registrant ceases to be a shell companyand Rule 506 of Regulation D.

●	The applicable rules of the SEC prohibit the use of Form S–8 under the Securities Act (for registration of securities of the registrant to be offered under employee benefit plans to its directors, officers, employees and consultants) by shell companies until 60 days after the registrant ceases to be a shell company.

●	Form 8–K under the Exchange Act requires a shell company (that is not a business combination related shell company) that is reporting an acquisition of a business or change of control that causes it to cease being a shell company to disclose the same information, giving effect to the transaction, that it would be required to provide in registering a class of securities under the Exchange Act, including audited financial statements and pro forma financial information of an acquired business (a so-called “Super 8–K”) within four business days after completing the transaction. We anticipate filing such a Super 8–K upon completing a prospective business combination.

●	Rule 15–01 of Regulation S–X provides for specific financial statement requirements applicable to acquisitions involving shell companies (other than business combination related shell companies).

●	Pursuant to Rule 144(i) “restricted” securities (generally, securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering) and “control” securities (generally, securities held by an affiliate of the issuer) issued by a current or former shell company that otherwise meet the holding period and other requirements for resale under Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the issuer (a) is no longer a shell company and (b) has filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it is no longer a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months, other than Form 8–K reports. As a result, restrictive legends on certificates or book-entry positions for our shares that are “restricted” or “control” securities cannot be removed except in connection with (i) an actual sale meeting the foregoing requirements or (ii) pursuant to an effective registration statement. We anticipate that the Super 8–K that we would file upon completing a prospective business combination would contain the required current “Form 10 information.”

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of March 31, 2026, the Company had cash of $8,137. On July 3, 2025, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the promissory note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the promissory note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of March 31, 2026, the total amount due under the note was $34,250. The promissory note was filed as Exhibit 10.1 to the Company’s registrations statement on Form 10, filed with the SEC on October 2, 2025. Except as disclosed herein, we currently have no other agreements or specific arrangements in place with our stockholders, management or other investors.

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

As of March 31, 2026, the Company had $8,137 of cash and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $40,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

The Company may consider acquiring a business that has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with the Company will provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. There is no assurance that we will in fact have access to additional capital or financing as a public company. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Liquidity and Capital Resources

As of March 31, 2026, the Company had total assets equal to $8,137 comprised exclusively of cash. The Company’s current liabilities as of March 31, 2026 totaled $44,716 and was comprised of accounts payable and accrued expenses and amounts due under a note payable to a stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

Three Months Ended March 31, 2026
Net Cash Used In Operating Activities	$(13,279)
Net Cash Provided by Financing Activities	5,000
Net Change in Cash	$(8,279)

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

Issuance of Promissory Note to a Stockholder and Director

On July 3, 2025, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of March 31, 2026, the total amount due under the note was $34,250. As of March 31, 2026, the Company had no long-term debt obligations, lease obligations, or other contractual commitments, other than the amounts due under the note.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the three months ended March 31, 2026. It is unlikely the Company will have any revenue unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2026 the Company had a net loss of $15,150 comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2026	Range acquisition CORP.

	By:	/s/ Ian Jacobs
Ian Jacobs
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

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